Form 10-K
UBS-Barclays Commercial Mortgage Trust 2012-C3
filed 2013-03-29
CIK 1555902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2012

                                     or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period to _______________ from _______________



   Commission file number of issuing entity: 333-177354-03

   UBS-Barclays Commercial Mortgage Trust 2012-C3
   (Exact name of issuing entity as specified in its Charter)

   UBS Commercial Mortgage Securitization Corp.
   (Exact name of depositor as specified in its Charter)

   UBS Real Estate Securities Inc.
   Barclays Bank PLC
   Archetype Mortgage Funding II LLC
   KeyBank National Association
   General Electric Capital Corporation
   RAIT Partnership, L.P.
   (Exact name of sponsor as specified in its Charter)


                                                   46-1012551
                                                   46-1132084
   New York                                        46-6292860
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   c/o Deutsche Bank Trust Company Americas
       as Certificate Administrator
       1761 East St. Andrew Place
       Santa Ana CA                                92705
   (Address of principal executive offices)        (Zip Code)


   Telephone number, including area code: (212) 713-2000


   Securities registered pursuant to Section 12(b) of the Act:

     None.


   Securities registered pursuant to Section 12(g) of the Act:

     None.


   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes ___  No X


   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes ___  No X


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No ___


   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
   S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Not Applicable


   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not applicable.


   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

     Large accelerated filer ___
     Accelerated Filer ___
     Non-accelerated Filer X (Do not Check if a smaller reporting company) Smaller reporting company ___


   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes ___  No X


   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.



                                  PART I

   ITEM 1.    Business.

              Omitted.


   ITEM 1A.   Risk Factors.

              Omitted.


   ITEM 1B.   Unresolved Staff Comments.

              None.


   ITEM 2.    Properties.

              Omitted.


   ITEM 3.    Legal Proceedings.

              Omitted.


   ITEM 4.    Mine Safety Disclosures.

              Not Applicable.



                                  PART II

   ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

              Omitted.

   ITEM 6.    Selected Financial Data.

              Omitted.

   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Omitted.

   ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              Omitted.

   ITEM 8.    Financial Statements and Supplementary Data.

              Omitted.

   ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              Omitted.

   ITEM 9A.   Controls and Procedures.

              Omitted.

   ITEM 9B.   Other Information.

              None.


                                  PART III

   ITEM 10.   Directors, Executive Officers and Corporate Governance.

              Omitted.


   ITEM 11.   Executive Compensation.

              Omitted.


   ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              Omitted.


   ITEM 13.   Certain Relationships and Related Transactions, and
              Director Independence.

              Omitted.


   ITEM 14.   Principal Accounting Fees and Services.

              Omitted.



              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


   Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

   The 1000 Harbor Boulevard mortgage loan (ID number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on September 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is $11,870,927.60.


   Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
   Information.

   No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


   Item 1115(b) of Regulation AB, Certain Derivative Instruments
   (Financial Incorporation).

   No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


   Item 1117 of Regulation AB, Legal Proceedings.

   The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc ("UBSRES"), the Sponsor and a mortgage loan seller:

   In February 2012, Assured Guaranty filed suit against UBSRES in New York State Court asserting claims for breach of contract and declaratory relief based on UBSRES' alleged failure to repurchase allegedly defective mortgage loans with an original principal balance of at least $997 million that serve as collateral for residential mortgage-backed securities sponsored by the company and insured in part by Assured Guaranty. Assured Guaranty also claims that UBSRES breached representations and warranties concerning the mortgage loans and breached certain obligations under commitment letters. Assured Guaranty seeks unspecified damages that include payments on current and future claims made under Assured Guaranty insurance policies totaling approximately $308 million at the time of the filing of the complaint, as well as compensatory and consequential losses, fees, expenses and pre-judgment interest. The case was removed to federal court, and in August 2012, the Court granted UBSRES' motion to dismiss Assured Guaranty's claims for breach of UBSRES' contractual repurchase obligations, holding that only the trustee for the securitization trust has the contractual right to enforce those obligations. The Court also granted UBSRES' motion to dismiss Assured Guaranty's claims for declaratory relief. The Court denied UBSRES' motion to dismiss Assured Guaranty's claims for breach of representation and warranty and breach of the commitment letters. The case is now in discovery. In October 2012, following the Court's holding that only the trustee may assert claims seeking to enforce UBSRES' repurchase obligations, the residential mortgage-backed securities trusts at issue in the Assured Guaranty litigation filed a related action in the Southern District of New York seeking to enforce UBSRES' obligation to repurchase loans with an original principal balance of approximately $2 billion for which Assured Guaranty had previously demanded repurchase. UBS's motion to dismiss the suit filed by the trusts is pending. With respect to the portion of the loans subject to this suit that were originated by institutions still in existence, UBS will seek to enforce its indemnity rights against those institutions.

   In April 2012, the Federal Housing Finance Agency, as conservator for Freddie Mac, filed a notice and summons in New York Supreme Court initiating suit against UBSRES for breach of contract and declaratory relief arising from alleged breaches of representations and warranties in connection with certain mortgage loans and UBSRES' alleged failure to repurchase such mortgage loans. The complaint for this suit was filed in September 2012 and seeks, among other relief, specific performance of UBSRES' alleged loan repurchase obligations for at least $94 million in original principal balance of loans for which Freddie Mac had previously demanded repurchase; no damages are specified. UBS's motion to dismiss the suit is pending.

   UBSRES, or its predecessor, Paine Webber Real Estate Securities, Inc., have been named as defendants, along with numerous other entities, in five purported class action lawsuits pending in Missouri. Plaintiffs in each case are individuals who entered into second mortgages with various second mortgage originators. Plaintiffs seek to represent state-wide classes in Missouri and assert violations of Missouri's Second Mortgage Loan Act. The relief sought by Plaintiffs includes a refund of fees charged and interest paid in connection with their loans, relief from making future payments of interest and principal, punitive damages and attorneys' fees. The five cases pending against UBS in Missouri are: Baker v. Century Financial Group, Inc., CV100-4294 CC (Clay County, Liberty); Beaver v. U.S. Bank Trust National Association, 03-CV-213643 (Jackson County, Independence); Gilmor v. Preferred Credit Corporation, CV100-4263 CC (Clay County, Liberty); Thomas v. U.S. Bank, N.A., N.D., 5:11-cv-06013 (W.D. MO., Western Division); and Mayo v. GMAC Mortgage, LLC, et al., 4:08-CV-568 (W.D. MO., Western Division).

   UBSRES does not hold, and never held, any of the second mortgage loans at issue in the Baker or Gilmor cases. Regarding the Beaver case, the Court has certified the case as a class action. With respect to the Thomas case, the case was remanded to Missouri state court in August 2009 after having been removed to federal district court in 2004. Plaintiffs filed an amended complaint in January 2011, adding a new defendant, and the case was thereafter removed to federal court. In September 2012, the Court granted plaintiffs leave to amend the complaint. On January 11, 2013, UBS re-filed its motion to dismiss for lack of standing and on March 12, 2013, plaintiffs filed their response. UBS will be filing a reply in support of its motion to dismiss on April 12, 2013. The Mayo case was settled on March 20, 2013.

   UBSRES, along with certain affiliates, is named as a defendant in ten lawsuits brought by purchasers of residential mortgage-backed securities
   (RMBS) asserting claims under federal securities law or under state securities and/or state common law based on alleged misrepresentations or omissions in offering documents for approximately $10.4 billion in original face amount of residential mortgage-backed securities underwritten and issued by affiliates. These lawsuits include a putative class action filed in federal court in New Jersey asserting violations of the federal securities laws against various UBS entities, including UBSRES, in connection with $2.6 billion in original face amount of UBS-sponsored RMBS. The suit was dismissed with prejudice on statute of limitations grounds in July 2012. The named plaintiff has appealed the dismissal and the appeal remains pending.

   UBSRES also has tolling agreements with certain institutional purchasers of RMBS concerning their potential claims related to purchases of RMBS sponsored by UBSRES.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously provided in a prospectus supplement Filed on September 26, 2012 pursuant to Rule 424(b)(5).


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as
   Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached hereto under Item 15.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3)


    4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor. (Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K filed on September 27, 2012 and incorporated by reference herein.)

 10.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between KeyBank National Association, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between General Electric Capital Corporation, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as
        Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between RAIT Partnership, L.P., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        33.2  Rialto Capital Advisors, LLC as Special Servicer
        33.3 Deutsche Bank Trust Company Americas as Trustee, Certificate Administrator, Paying Agent, and Custodian
        33.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        33.5  Park Bridge Lender Services LLC as Operating Advisor
        33.6 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        33.7 U.S. Bank National Association as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor Boulevard Mortgage Loan
        33.8 Trimont Real Estate Advisors, Inc. as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        34.2  Rialto Capital Advisors, LLC as Special Servicer
        34.3 Deutsche Bank Trust Company Americas as Trustee, Certificate Administrator, Paying Agent, and Custodian
        34.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        34.5  Park Bridge Lender Services LLC as Operating Advisor
        34.6 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        34.7 U.S. Bank National Association as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor Boulevard Mortgage Loan
        34.8 Trimont Real Estate Advisors, Inc. as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        35.2  Rialto Capital Advisors, LLC as Special Servicer
        35.3  Deutsche Bank Trust Company Americas as Trustee
        35.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        35.5  Deutsche Bank Trust Company Americas as Certificate Administrator
        35.6  Deutsche Bank Trust Company Americas as Custodian
        35.7 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        35.8 U.S. Bank National Association as Certificate Administrator and Custodian for the 1000 Harbor Boulevard Mortgage Loan



   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c)  Not Applicable.



                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   UBS Commercial Mortgage Securitization Corp.
   (Depositor)



   /s/ David Nass
   _____________________________
   David Nass
   President and Chief Executive Officer

   Date:   March 29, 2013


   /s/ John Herman
   ______________________________
   John Herman
   Managing Director

   Date:   March 29, 2013



   EXHIBIT INDEX

   Exhibit No.


    4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor. (Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K filed on September 27, 2012 and incorporated by reference herein.)

 10.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between KeyBank National Association, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between General Electric Capital Corporation, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as
        Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


 10.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between RAIT Partnership, L.P., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser. (Filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated September 26, 2012 and filed by the registrant on September 27, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        33.2  Rialto Capital Advisors, LLC as Special Servicer
        33.3 Deutsche Bank Trust Company Americas as Trustee, Certificate Administrator, Paying Agent, and Custodian
        33.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        33.5  Park Bridge Lender Services LLC as Operating Advisor
        33.6 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        33.7 U.S. Bank National Association as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor Boulevard Mortgage Loan
        33.8 Trimont Real Estate Advisors, Inc. as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        34.2  Rialto Capital Advisors, LLC as Special Servicer
        34.3 Deutsche Bank Trust Company Americas as Trustee, Certificate Administrator, Paying Agent, and Custodian
        34.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        34.5  Park Bridge Lender Services LLC as Operating Advisor
        34.6 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        34.7 U.S. Bank National Association as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor Boulevard Mortgage Loan
        34.8 Trimont Real Estate Advisors, Inc. as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
        35.2  Rialto Capital Advisors, LLC as Special Servicer
        35.3  Deutsche Bank Trust Company Americas as Trustee
        35.4  Grandbridge Real Estate Capital LLC as Servicing Function
              Participant
        35.5  Deutsche Bank Trust Company Americas as Certificate Administrator
        35.6  Deutsche Bank Trust Company Americas as Custodian
        35.7 Wells Fargo Bank, National Association as Master Servicer for the 1000 Harbor Boulevard Mortgage Loan
        35.8 U.S. Bank National Association as Certificate Administrator and Custodian for the 1000 Harbor Boulevard Mortgage Loan