Form 10-K
UBS-Barclays Commercial Mortgage Trust 2012-C3
filed 2014-03-28
CIK 1555902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2013

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

   UBS Real Estate Securities Inc.
   Barclays Bank PLC
   Starwood Mortgage Funding II LLC (formerly known as
   Archetype Mortgage Funding II LLC)
   KeyBank National Association
   General Electric Capital Corporation
   RAIT Partnership, L.P.
   (Exact names of the sponsors as specified in their Charters)


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


   Registrant's telephone number, including area code: (212) 713-2000


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

     Not Applicable.


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

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.

                            Explanatory Note

   The 1000 Harbor Boulevard Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 1000 Harbor Boulevard Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 1000 Harbor Boulevard Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.


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


   ITEM 14.   Principal Accounting Fees and Services.

              Omitted.



              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


   Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

   The 1000 Harbor Boulevard Mortgage Loan (Loan #1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on September 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $11,995,568.99 for the twelve month period ended December 31, 2013.


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


   Item 1117 of Regulation AB, Legal Proceedings.

   The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc ("UBSRES"), a Sponsor and a mortgage loan seller:

   UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously provided in a prospectus supplement Filed on September 26, 2012 pursuant to Rule 424(b)(5).


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3) See below.


    4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on September 27, 2012 and incorporated by reference herein.)


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        33.2  Rialto Capital Advisors, LLC, as Special Servicer
        33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian
        33.4  Park Bridge Lender Services LLC, as Operating Advisor
        33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.1)
        33.6 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)
        33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor
              Boulevard Mortgage Loan (see Exhibit 33.3)
        33.8 Park Bridge Lender Services LLC, as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.4)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        34.2  Rialto Capital Advisors, LLC, as Special Servicer
        34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian
        34.4  Park Bridge Lender Services LLC, as Operating Advisor
        34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.1)
        34.6 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)
        34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor
              Boulevard Mortgage Loan (see Exhibit 34.3)
        34.8 Park Bridge Lender Services LLC, as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.4)


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        35.2  Rialto Capital Advisors, LLC, as Special Servicer
        35.3  Deutsche Bank Trust Company Americas, as Certificate
              Administrator
        35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.1)
        35.5 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.2)
        35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1000 Harbor Boulevard Mortgage Loan
              (see Exhibit 35.3)


 99.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between KeyBank National Association, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between General Electric Capital Corporation, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as
        Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between RAIT Partnership, L.P., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).


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


   UBS Commercial Mortgage Securitization Corp.
   (Depositor)



   /s/ David Nass
   David Nass
   President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)

   Date:   March 28, 2014



   /s/ David Schell
   David Schell
   Executive Director

   Date:   March 28, 2014



   EXHIBIT INDEX

   Exhibit No.


    4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on September 27, 2012 and incorporated by reference herein.)


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        33.2  Rialto Capital Advisors, LLC, as Special Servicer
        33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian
        33.4  Park Bridge Lender Services LLC, as Operating Advisor
        33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.1)
        33.6 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)
        33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor
              Boulevard Mortgage Loan (see Exhibit 33.3)
        33.8 Park Bridge Lender Services LLC, as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.4)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        34.2  Rialto Capital Advisors, LLC, as Special Servicer
        34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian
        34.4  Park Bridge Lender Services LLC, as Operating Advisor
        34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.1)
        34.6 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)
        34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, and Custodian for the 1000 Harbor
              Boulevard Mortgage Loan (see Exhibit 34.3)
        34.8 Park Bridge Lender Services LLC, as Operating Advisor for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.4)


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
        35.2  Rialto Capital Advisors, LLC, as Special Servicer
        35.3  Deutsche Bank Trust Company Americas, as Certificate
              Administrator
        35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.1)
        35.5 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.2)
        35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1000 Harbor Boulevard Mortgage Loan
              (see Exhibit 35.3)


 99.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between KeyBank National Association, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between General Electric Capital Corporation, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as
        Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).

 99.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012 between RAIT Partnership, L.P., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K, filed by the registrant on September 27, 2012 and incorporated by reference herein).