Form 10-K
period 2015-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C3
filed 2016-03-24
CIK 1555902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

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

Central Index Key Number of the sponsor: 0001548405
(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding II LLC
(exact name of the sponsor as specified in its charter)
(formerly known as Archetype Mortgage Funding II LLC)

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




46-1012551
New York                                       46-1132084
(State or other jurisdiction of                46-6292860
incorporation or organization of            (I.R.S. Employer
the issuing entity)                      Identification Numbers)


c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTE

The 1000 Harbor Boulevard Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 1000 Harbor Boulevard Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 1000 Harbor Boulevard Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of the loan combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of the loan combination, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 1000 Harbor Boulevard Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $8,309,584.41 for the twelve- month period ended December 31, 2015.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc., as sponsor and Deutsche Bank Trust Company Americas, as trustee, certificate administrator and custodian:

UBS Real Estate Securities Inc. ("UBSRES") is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee, Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on September 26, 2012 pursuant to Rule 424(b)(5).


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4    Park Bridge Lender Services LLC, as Operating Advisor

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 33.1)

33.6 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.3)

33.8 Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.4)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4    Park Bridge Lender Services LLC, as Operating Advisor

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 34.1)

34.6 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)

34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.3)

34.8 Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.4)


35      Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.2)

35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.3)


99.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File
        No. 333-177354-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and General Electric Capital Corporation (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and RAIT Partnership, L.P. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ David Nass
David Nass, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 24, 2016


/s/ Alfred Fernandez
Alfred Fernandez, Executive Director

Date: March 24, 2016


EXHIBIT INDEX

Exhibit No.

4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4    Park Bridge Lender Services LLC, as Operating Advisor

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 33.1)

33.6 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.3)

33.8 Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.4)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4    Park Bridge Lender Services LLC, as Operating Advisor

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 34.1)

34.6 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)

34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.3)

34.8 Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.4)


35      Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1000 Harbor Boulevard Mortgage Loan
        (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.2)

35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 35.3)


99.1 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File
        No. 333-177354-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and General Electric Capital Corporation (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 27, 2012, between UBS Commercial Mortgage Securitization Corp. and RAIT Partnership, L.P. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein)