Form 10-K
period 2016-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C3
filed 2017-03-23
CIK 1555902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

Central Index Key Number of the sponsor: 0001682523
Starwood Mortgage Funding II LLC
(exact name of the sponsor as specified in its charter)
(formerly known as Archetype Mortgage Funding II LLC)

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

New York
(State or other jurisdiction of
incorporation or organization of
the issuing entity)


46-1012551
46-1132084
46-6292860
(I.R.S. Employer
Identification Numbers)


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


EXPLANATORY NOTE

The 1000 Harbor Boulevard Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 1000 Harbor Boulevard Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 1000 Harbor Boulevard Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland
Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 1000 Harbor Boulevard Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $7,849,883.44 for the twelve-month period ended December 31, 2016.

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


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, certificate administrator and custodian.

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee, Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.


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


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below


4 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as
        Exhibit 4 to the registrant's Current Report on Form 8-K filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein).


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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ David Nass
David Nass, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 22, 2017


/s/ Alfred Fernandez
Alfred Fernandez, Executive Director

Date: March 22, 2017